Form 10-Q
period 2019-12-31
Excellerant, Inc.
filed 2020-02-13
CIK 1786119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-234796

Excellerant, Inc.

(Exact name of registrant as specified in its charter)

Nevada	8000	98-1497791
(State or other jurisdiction of incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification Number)

302 Yayun Ave, Panyu,

Guangzhou, Guangdong 510000,

China.

+17027769823

excellerantinc@yahoo.com

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Incorp Services, Inc

3773 Howard Hughes Parkway Suite 500 S

Las Vegas, NV 89169-6014

+1 (702) 866-2500

(Name, address and telephone number of agent for service)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes[  ] No[ X ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 31, 2019
Common Stock: $0.0001	3,000,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXCELLERANT, INC.

BALANCE SHEETS

(Unaudited)

	December 31, 2019	September 30, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$-	$4,500
Accounts payable	7,000	4,000
Loan from director	7,036	2,223
Total Current Liabilities	$14,036	$10,723

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 3,000,000 shares issued and outstanding respectively;	300	300
Accumulated deficit	(14,336)	(11,023)
Total Stockholders’ Equity	$(14,036)	$(10,723)

Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to the financial statements.

EXCELLERANT, INC.

STATEMENT OF OPERATION

For the Three Months Ended December31, 2019
(Unaudited)

REVENUES	$-

General and Administrative Expenses	3,313

NET INCOME (LOSS) FROM OPERATION	(3,313)

INCOME LOSS BEFORE TAXES	(3,313)

PROVISION FOR TAXES	-

NET INCOME/ LOSS	$(3,313)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,000,000

See accompanying notes to the financial statements.

EXCELLERANT, INC.

STATEMENT OF STOCKHOLDER EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit	Total Stockholder’s Equity (Deficit)

May 30, 2019 Inception date	-	$-	$-	$-	$-

Shares issued for compensation at $0.0001 per share	3,000,000	300	-	-	300
Net loss for the year ended September 30, 2019	-	-	-	(11,023)	(11,023)
Balance, September 30, 2019	3,000,000	$300	$-	$(11,023)	$(10,723)

Net loss for the year ended December 31, 2019	-	-	-	(3,313)	(3,313)
Balance, December 31, 2019	3,000,000	$300	$-	$(14,336)	$(14,036)

See accompanying notes to the financial statements.

EXCELLERANT, INC.

STATEMENT OF CASH FLOWS

For the Three Months Ended December 31, 2019
(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/loss for the period	$(3,313)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Accounts payable	3,000
Accrued expenses	(4,500)
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,813)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital Stock	-
Director Loan	4,813
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,813

Net Cash Increase for Period	-

Cash at the beginning of Period	-
Cash at end of Period	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

See accompanying notes to the financial statements.

EXCELLERANT, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Excellerant, Inc. (“the Company,”, “we,” “us” or “our”) was incorporated in the State of Nevada on May 30, 2019. Our company is planning to offer a broad range of health advisory and tour services: consulting services in the field of traditional and alternative medicine and medical technologies in China; helping our customers to choose a clinic for treatment; consulting customers and helping them to arrange the itinerary, by building a route, which includes clinics, hospitals and other medical institution; providing guide services to our potential clients. We also provide them with information concerning transportation, the cost of it, how it operates and what are the best medical institutions. We are going to provide our services both to legal entities and individuals.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company has an accumulated deficit of $14,336 as of December 31, 2019.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with GAAP. The Company’s year-end is September 30.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs

Financial Accounting Standard Board Accounting Standards Codification number 340-10-S99-1, Other Assets and Deferred Costs, allows specific, incremental costs directly related to securities offerings to be deferred and charged against the gross proceed of the offering. The Company defers applicable syndication expenses based on this criteria. The Company will write off all deferred offering costs if a securities offering is aborted.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 "Fair Value Measurement" defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standards apply to recurring and nonrecurring fair value measurements of financial and non-financial assets and liabilities. The Company determines the fair values of its assets and liabilities based on a fair value hierarchy that includes three levels of inputs that may be used to measure fair value.

For The three levels are defined as follows:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Due to its short-term nature, the carrying value of deferred offering costs approximated fair value at December 31, 2019.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2019 there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

We have reviewed all the recently-issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 - COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of voting common stock authorized.

As of December 31, 2019 the company had 3,000,000 shares issued and outstanding.

Common Stock

All shares of common stock have voting rights and are identical. All holders of shares of common stock shall at every meeting of the stockholders be entitled to one vote for each share of the capital stock held by such stockholder.

NOTE 5- COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Lasha Morbedadze, has agreed to provide his own premise under office needs. He will not take any fee for these premises, it is for free use.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2019 to the date these financial statements were issued  and has determined that it does not have any material subsequent events to disclose in these financial statements.

NOTE 7 - LOAN FROM DIRECTOR

The Company has received capital from the director of the Company to pay for the Company expenses that are unsecured, non-interest bearing and due on demand. The outstanding amounts were $7,036 as of December 31, 2019.

NOTE 8 - INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate of 34% for the period ended as follows:

December 31, 2019
Tax benefit (expenses) at U.S. statutory rate	$4,874
Change in valuation allowance	(4,874)
Tax benefit (expenses), net	$--

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

December 31, 2019
Net operating loss	$4,874
Valuation allowance	(4,874)
Deferred tax assets, net	$–

The Company has accumulated approximately $(14,336) of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which begin to expire in fiscal 2039. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Six Months Periods Ended December 31, 2019:

During the three months period ended December 31, 2019 we have not generated any revenues.

For the three months periods ended December 31, 2019 operating expenses were $ (3,313). Operating expenses consist of mainly professional fees.

Our net loss for the three months periods ended December 31, 2019 were $(3,313).

Liquidity and Capital Resources

As at December 31, 2019, our total assets were $-0-. As at December 31, 2019, our current liabilities were $14,036 consisting of director loan of $7,036 and accounts payable $7,000.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended December 30, 2019, net cash flows used in operating activities was $(4,813).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the periods three months ended December 31, 2019.

Cash Flows from Financing Activities

For the three months period ended December 31, 2019, net cash flows provided by financing activities was $4,813.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

No report required.

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No report required.

Item 3. Defaults Upon Senior Securities

No report required.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No report required.

Item 6. Exhibits

Exhibit No.	Description

31	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive and financial officer.

32	Section 1350 Certification of principal executive and financial officer.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in 302 Yayun Ave, Panyu, Guangzhou, Guangdong 510000, China on February 13, 2020.

EXCELLERANT, INC.

By: /s/ Lasha Morbedadze
President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Lasha Morbedadze
Lasha Morbedadze	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	February 13, 2020