Form 10-Q
period 2020-06-30
Excellerant, Inc.
filed 2020-07-22
CIK 1786119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes[  ] No[X]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 21, 2020
Common Stock: $0.0001	5,648,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXCELLERANT, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2020	September 30, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Escrow account	$23,045	$-
Total Current Assets	23,045	-

Total Assets	$23,045	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$-	$4,500
Accounts payable	13,000	4,000
Loan from director	10,832	2,223
Total Current Liabilities	$23,832	$10,723

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,648,000 and 3,000,000 shares issued and outstanding respectively;	564	300
Additional paid-in capital	26,216	-
Accumulated deficit	(27,567)	(11,023)
Total Stockholders’ Equity	$(787)	$(10,723)

Total Liabilities and Stockholders’ Deficit	$23,045	$-

See accompanying notes to the financial statements.

EXCELLERANT, INC.

STATEMENT OF OPERATION

	For the Three Months Ended June 30, 2020	For the Nine Months Ended June 30, 2020
	(Unaudited)	(Unaudited)

REVENUES	$-	$-

General and Administrative Expenses	7,251	21,044

NET INCOME (LOSS) FROM OPERATION	(7,251)	(21,044)

INCOME LOSS BEFORE TAXES	(7,251)	(21,044)

PROVISION FOR TAXES	-	-

NET INCOME/ LOSS	$(7,251)	$(21,044)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,398,088	2,995,646

See accompanying notes to the financial statements.

EXCELLERANT, INC.

STATEMENT OF STOCKHOLDER EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit	Total Stockholder’s Equity (Deficit)

May 30, 2019 Inception date	-	$-	$-	$-	$-

Shares issued for compensation at $0.0001 per share	3,000,000	300	-	-	300
Net loss for the year ended September 30, 2019	-	-	-	(11,023)	(11,023)
Balance, September 30, 2019	3,000,000	$300	$-	$(11,023)	$(10,723)

Net loss for the quarter ended December 31, 2019	-	-	-	(3,313)	(3,313)
Balance, December 31, 2019	3,000,000	$300	$-	$(14,336)	$(14,036)

Shares issued for compensation at $0.01 per share	420,000	42	4,158	-	4,200
Net loss for the quarter ended March 31, 2020	-	-	-	(5,980)	(5,980)
Balance, March 31, 2020	3,420,000	$342	$4,158	$(20,316)	$(15,816)

Shares issued for compensation at $0.01 per share	2,228,000	222	22,058	-	22,280
Net loss for the quarter ended June 30, 2020	-	-	-	(7,251)	(7,251)
Balance, June 30, 2020	5,648,000	$564	$26,216	$(27,567)	$(787)

See accompanying notes to the financial statements.

EXCELLERANT, INC.

STATEMENT OF CASH FLOWS

For the Nine Months Ended June 30, 2020
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/loss for the period	$(21,044)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Accounts payable	9,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(12,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital Stock	26,480
Director Loan	8,609
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	35,089

Net Cash Increase for Period	23,045

Cash at the beginning of Period	-
Cash at end of Period	$23,045

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

See accompanying notes to the financial statements.

EXCELLERANT, INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2020

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $27,567 as of June 30, 2020. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Due to their short-term nature, the carrying value of escrow account, accounts payable and deferred offering costs approximated fair value at June 30, 2020.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2020 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

In April and May 2020 the Company issued 2,228,000 of common shares as per subscription agreements at $0.01 per share for a total price of $22,280.

As of June 30, 2020 the Company had 5,648,000 shares issued and outstanding.

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

NOTE 6 - LOAN FROM DIRECTOR

The Company has received capital from the director of the Company to pay for the Company expenses that are unsecured, non-interest bearing and due on demand. The outstanding amounts were $10,832 as of June 30, 2020.

NOTE 7 - INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate of 34% for the period ended as follows:

June 30, 2020
Tax benefit (expenses) at U.S. statutory rate	$5,789
Change in valuation allowance	(5,789)
Tax benefit (expenses), net	$--

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

June 30, 2020
Net operating loss	$1,522
Valuation allowance	(1,522)
Deferred tax assets, net	$--

The Company has accumulated approximately $(27,567) of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which begin to expire in fiscal 2039. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2020 to the date these financial statements were issued.

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

Three and Nine Months Periods Ended June 30, 2020:

During the three and nine months periods ended June 30, 2020 we have not generated any revenues.

For the three months period ended June 30, 2020 operating expenses were $(7,251). Operating expenses consist of mainly professional fees, business license and permits and consulting expenses.

Our net loss for the three months periods ended June 30, 2020 was $(7,251).

For the nine months period ended June 30, 2020 operating expenses were $(21,044). Operating expenses consist of mainly professional fees, business license and permits and consulting expenses.

Our net loss for the nine months periods ended June 30, 2020 was $(21,044).

Liquidity and Capital Resources

As at June 30, 2020, our total assets were $ 23,045, as at June 30, 2020, our current liabilities were $23,832 consisting of director loan of $10,823 and accounts payable $13,000.

Cash Flows from Operating Activities for the nine months ended June 30, 2020

We have not generated positive cash flows from operating activities. For the nine months period ended June 30, 2020, net cash flows used in operating activities was $(12,044).

Cash Flows from Investing Activities for the nine months ended June 30, 2020

We have not generated cash flows from investing activities for the periods nine months ended June 30, 2020.

Cash Flows from Financing Activities for the nine months ended June 30, 2020

For the nine months period ended June 30, 2020, net cash flows provided by financing activities was $35,089 consisting of director loan and issuance of common stock.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in 302 Yayun Ave, Panyu, Guangzhou, Guangdong 510000, China on July 22, 2020.

EXCELLERANT, INC.

By: /s/ Lasha Morbedadze
President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Lasha Morbedadze
Lasha Morbedadze	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	July 22, 2020