Form 10-K
period 2020-09-30
Excellerant, Inc.
filed 2020-11-20
CIK 1786119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

Yes [X] No [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $0.00

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 19, 2020
Common Stock: $0.0001	5,648,000

PART I.

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL INFORMATION ABOUT OUR COMPANY

Excellerant, Inc. was incorporated in the State of Nevada on May 30, 2019. Our company is planning to offer a broad range of health advisory and tour services: consulting services in the field of traditional and alternative medicine and medical technologies in China; helping our customers to choose a clinic for treatment; consulting customers and helping them to arrange the itinerary, by building a route, which includes clinics, hospitals and other medical institution; providing guide services to our potential clients. We also provide them with information concerning tr ansportation, the cost of it, how it operates and what are the best medical institutions. We are going to provide our services both to legal entities and individuals.

We do not currently have any arrangements for additional financing. Our principal executive offices are located at 302 Yayun Ave, Panyu, Guangzhou, Guangdong 510000, China. Our phone +17027769823

From inception until the date of this filing, we have had limited operating activities. Our financial statements from Inception through September 30, 2020 reports $20,745 cash and a net loss of $26,344. Our independent registered public accounting firm has issued an audit opinion that includes a statement expressing substantial doubt as to our company’s ability to continue as a going concern.

Currently, we have only one employee who is also our sole officer and director.

Our President, Lasha Morbedadze will offer shares of our common stock to his friends, family members and business associates.

As of the date of this prospectus, there is no public trading market for our common stock and no assurance that a trading market for our securities will ever develop.

GOVERNMENT REGULATIONS IN CHINA

We will be subject to applicable laws and regulations that relate directly or indirectly to our operations including United States securities laws. We will be required to comply with all regulations, restrictions, rules and directives of governmental authorities and agencies in China.

Under Paragraph 2 of Article 2 of the People’s Republic of China Corporate Income Tax Law (the “Corporate Income Law”), any foreign enterprise which shall constitute a resident enterprise shall meet both of the following requirements: (i) such enterprise was established under the laws of foreign countries or regions; and (ii) the actual management of such enterprise must be located within China. Further, under relevant provisions of the Circular of the State Administration of Taxation Regarding the Issues Relevant to the Identification of Chinese-controlled Enterprises Registered Abroad as Resident Enterprises by Actual Management (Guo Shui Fa [2009] No. 82,

“Circular No. 82”) issued by the State Administration of Taxation on April 22, 2009 and based upon our no-name inquiry to the People’s Republic of China State Administration for Taxation, any Chinese-controlled enterprise whose actual management is held to be located within China shall satisfy all of the following requirements: (i) the site, where the management of such enterprise responsible for the daily operation of such enterprise performs its duties, is located within China; (ii) the financial decisions (such as borrowings, extending loans, financing or financial risks management) and HR policies (such as appointment, dismissal or remunerations) shall be made or approved by the institution or personnel of such enterprise staying within China; (iii) 1/2 or more of the directors with voting rights or of the management of such enterprise live within China permanently; and (iv) the main assets, accounting books and stamps of and the minutes and files of the board of directors of and of shareholders’ meeting of such enterprise exist and will be maintained within China.

We believe that we are not considered a “resident enterprise” for PRC enterprise income tax purposes. We have no subsidiaries within China. We have executive offices in China, and all of our management is located within China. We make or approve the financial decisions (such as borrowing, extending loans, financing or financial risks management) and human resource policies (such as employees’ appointment, dismissal and remunerations) within China, and our sole director with voting rights are also located within China. However, our main assets, accounting books, stamps and minutes of our directors’ board and of our shareholders’ meetings exist and will be maintained in the USA but not within China, so we are not consistent with Item (iv) of the above four requirements under Circular No. 82 although our present conditions satisfy Items (i) to (iii) of the above requirements under Circular No. 82. Therefore, even if we are an enterprise established under the laws Nevada, and our management team is located within China, we believe that we shall not be held to be a resident enterprise under the Corporate Income Tax Law.

Nevertheless, we cannot fully exclude the possibility that there is a difference or discrepancy between the interpretation of the Chinese authorities and our understanding as set forth above, nor can we assure that the statements or interpretations of the Chinese government officials will remain unchanged. Furthermore, we cannot exclude the possibility that the Chinese government will promulgate any new laws, regulations or provisions that will be in conflict with our understanding. If so, we may be classified as a ‘‘resident enterprise’’ for PRC enterprise income tax purposes, which could result in unfavorable tax consequences to us and our non-PRC shareholders.

If the PRC tax authorities determine that we are a resident enterprise for PRC enterprise income tax purposes, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income, as well as PRC enterprise income tax reporting obligations.

If we are considered a resident enterprise, this could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC enterprise shareholders and with respect to gains derived by our non-PRC enterprise shareholders from transferring our shares and a 20% withholding tax on dividends we pay to our non-PRC individual stockholders and with respect to gains derived by our non-PRC individual stockholders from transferring our shares. If we are required under PRC law to withhold PRC income tax on dividends payable to our non-PRC investors or if you are required to pay PRC income tax on the transfer of our shares, the value of your investment in our shares may be materially and adversely affected.

Government policies are subject to rapid change and the government of the China may adopt policies which have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the government of China will not significantly alter its policies from time to time without notice in a manner with reduces or eliminates any benefits from its present policies of economic reform. In addition, a substantial portion of productive assets in China remains government-owned. For instance, all lands are state owned and business entities or individuals are granted by government state-owned land use rights. The granting process is typically based on government policies at the time of granting, which could be lengthy and complex. This process may adversely affect our business. The government of China also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in China, could have a material adverse effect on our business, results of operations and financial condition.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China.

Our company will be a subject to differing, and sometimes conflicting, laws and regulations in the Chinese jurisdictions in which we will provide our offerings. We could be a subject to national, state, local, or municipal laws and regulations that are ambiguous in their application or enforcement or that we believe are invalid or inapplicable. It could significantly and materially harm our business, financial condition, and operating results by restricting or limiting how we operate our business, increasing our operating costs, and decreasing our number of potential customers. We cannot predict whether or when such proposals may be adopted.

ADVERTISING AND MARKETING STRATEGY

We plan to use Internet promotion as our main marketing strategy. In order to embrace larger audience and promote among subscribers and their followers on the social media by paying for the promotional posts and ordering content from freelance writers. We also may invest in YouTube and Weibo videos production, as well as posting banners on videos. We also plan to investing part of advertising budget in printing catalogues with tours description, prices, services description, actual photos from the tours we delivered and customers’ feedback. We plan to promote this printed catalogues via hospital, clinics and other specialised rooms, we intend to make agreements with them. We plan to promote our service on the top enquiries of Google, Baidu and Bing search engines. We expect this to be the result of improving our SEO (Search Engine Optimization). Additionally, we may edit videos filmed during the trips into video promos for the web sites, as well as other streaming video services. As our business relates to touristic services we intend to be listed on websites providing information for tourists, such as TripAdvisor.

REVENUE

We expect to receive revenues directly from customers, for the services they purchase. We also deliver guide service around the Chinese hospitals, clinics and medical rooms. We also intend to charge hospitals and clinics which wish to be placed onto a tour map both printed or interactive. If we make agreements with hospitals and clinics to bring our customers to those establishments for consulting services or treatment ones - we plan to receive a fee as determined by the agreement.

COMPETITIVE COMPARISON

We see narrowing down to a specific sort of tourism as our competitive advantage on the market of touristic services. This tourism doesn’t require any physical skills, so it can attract a large audience.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees

We are a start-up company and currently have two employees - Lasha Morbedadze, our sole officer and director and one freelance guide. We have executed a Consulting agreement with our sole officer and director. Agreement is filed as an Exhibit to this Registration Statement. And we have executed an agreement with one professional freelance guide for guide and interpreter services. Agreement is filed as Exhibit 10.2 to this Registration Statement. In future we intend to hire more freelance employees on an as needed basis.

Offices

Our business office is located at 302 Yayun Ave, Panyu, Guangzhou, Guangdong 510000, China. This is the office provided by our President and Director, Lasha Morbedadze. We do not pay any rent to him and there is no agreement to pay any rent in the future. Our telephone number is +17027769823

Government Regulation

We will be required to comply with all regulations, rules, and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

REPORTS

We are subject to certain reporting requirements and will furnish annual financial reports to our stockholders, certified by our independent accountants, and will furnish un-audited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

FINANCIAL STATEMENTS

Our fiscal year end is September 30, 2020. We intend to provide financial statements audited by an Independent Registered Public Accounting Firm to our shareholders in our annual reports. The audited financial statements for the year ended September 30, 2020 can be found on page 11.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are a development stage corporation with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have raised the funds necessary to conduct a marketing program. There is no assurance we will ever generate revenue even if we raised all necessary funds.

PLAN OF OPERATION

Fiscal year ended September 30, 2020 compared to fiscal year ended September 30, 2019.

Our net loss for the fiscal year ended September 30, 2020 was $26,344 compared to a net loss of $11,023 during the fiscal year ended September 30, 2019. September 30, 2020 and 2019 the Company has not generated any revenue.

Expenses incurred were $26,344 during fiscal year ended September 30, 2020 compared to $11,023 during fiscal year ended September 30, 2019.

The number of shares outstanding was 5,648,000 for the fiscal year ended September 30, 2020 and 3,000,000 for the fiscal year 2019.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal year ended September 30, 2020 and 2019

As of September 30, 2020, our total assets were $20,745 consisting of capital raised from issuance of common stock of $20,745.

As of September 30, 2019, our total assets were $Nil.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the fiscal year ended September 30, 2020, net cash flows used in operating activities was $(14,344).  Cash flows from operating activities for the fiscal year ended September 30, 2019 was $2,523.

Cash Flows from Investing Activities

We have not generated cash flows from operating activities for the fiscal year ended September 30, 2020, and 2019.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended September 30, 2020, net cash provided by financing activities was $35,089.  For the fiscal year ended September 30, 2019, net cash from financing activities was $2,523.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

GOING CONCERN

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

EXCELLERANT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Excellerant, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Excellerant, Inc (the “Company”) as of September 30, 2020 and 2019 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the period from May 30, 2019 to September 30, 2019 and for the year ended September 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the period from May 30, 2019 to September 30, 2019 and for the year ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $(32,867) at September 30, 2020 and a net loss of $(26,344) at September 30, 2020. The Company has a cash balance of $20,745 at September 30, 2020 These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the c financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/AJ Robbins CPA LLC

We have served as the Company’s auditor since 2019

Denver, Colorado

November 11, 202

EXCELLERANT, INC.

BALANCE SHEETS

	September 30, 2020	September 30, 2019

ASSETS
Current Assets
Escrow account	$20,745	$-
Total Current Assets	20,745	-

Total Assets	$20,745	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable - related party	$16,000	$4,000
Director loan	10,832	2,223
Accrued expenses	-	4,500
Total Current Liabilities	$26,832	$10,723

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,648,000 and 3,000,000 shares issued and outstanding respectively;	564	300
Additional paid-in capital	26,216	-
Accumulated deficit	(32,867)	(11,023)
Total Stockholders’ Equity (Deficit)	$(6,087)	$(10,723)

Total Liabilities and Stockholders’ Equity	$20,745	$-

See accompanying notes to the financial statements.

EXCELLERANT, INC.

STATEMENT OF OPERATION

	For the Year Ended, September 30,
	2020	2019

REVENUES	$-	$-

Bank Service Charges	285	-
Business License and Permits	836	-
Professional Fees	13,223	7,023
Consulting Expense - Related party	12,000	4,000

Net income (loss) from operation	(26,344)	(11,023)

Income loss before taxes	(26,344)	(11,023)

Provision for taxes	-	-

Net income (loss)	$(26,344)	$(11,023)

Net loss per common share: Basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding: Basic and diluted	4,147,037	3,000,000

See accompanying notes to the financial statements.

EXCELLERANT, INC.

STATEMENT OF STOCKHOLDER EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated	Total Stockholder’s Equity

Inception, May 30, 2019	-	$-	$-	$-	$-

Shares issued for compensation at $0.0001 per share	3,000,000	300	-	-	300
Net loss for the year ended September 30, 2019	-	-	-	(11,023)	(11,023)
Balance, September 30, 2019	3,000,000	$300	$-	$(11,023)	$(10,723)

Net loss for the quarter ended December 31, 2019	-	-	-	(3,313)	(3,313)
Balance, December 31, 2019	3,000,000	$300	$-	$(14,336)	$(14,036)

Shares issued for compensation at $0.01 per share	420,000	42	4,158	-	4,200
Net loss for the quarter ended March 31, 2020	-	-	-	(5,980)	(5,980)
Balance, March 31, 2020	3,420,000	$342	$4,158	$(20,316)	$(15,816)

Shares issued for compensation at $0.01 per share	2,228,000	222	22,058	-	22,280
Net loss for the quarter ended June 30, 2020	-	-	-	(7,251)	(7,251)
Balance, June 30, 2020	5,648,000	$564	$26,216	$(27,567)	$(787)

Net loss for the quarter ended September 30, 2020	-	-	-	(5,300)	(5,300)
Balance, September 30, 2020	5,648,000	$564	$26,216	$(32,867)	$(6,087)

See accompanying notes to the financial statements.

EXCELLERANT, INC.

STATEMENT OF CASH FLOWS

	For the Year Ended, September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/loss for the period	$(26,344)	$(11,023)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Accrued expenses	-	4,000
Accounts payable	12,000	4,500
CASH FLOWS USED IN OPERATING ACTIVITIES	$(14,344)	$(2,523)

CASH FLOWS FROM FINANCING ACTIVITIES
Director Loan	8,609	$2,223
Capital Stock	26,480	300
NET CASH PROVIDED BY FINANCING ACTIVITIES	35,089	$2,523

Net increase in cash and equivalents	20,745	-

Cash and equivalents at the beginning of period	-	-
Cash and equivalents at end of period	$20,745	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the financial statements.

EXCELLERANT, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2020 and 2019

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

The company’s address is 302 Yayun Ave, Panyu, Guangzhou, Guangdong 510000, China.

NOTE 2 - GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $(32,867) at September 30, 2020, a net loss of $(26,344) September 30, 2020. The Company has a cash balance of $20,745 at September 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations.  Management intends to raise additional funds by way of a private or public offering.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Coronavirus (“COVID-19”) pandemic could adversely impact our operations, demand for our products and services and our operating results.

The impact of the coronavirus ("COVID-19") outbreak on the financial condition of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The Company’s year-end is September 30, 2020.

Development Stage Company

The Company is a development stage company as defined in ASC 915 “Development Stage Entities.”. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

The Company has elected to adopt application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  The Company entered a Trust Agreement with the director and set up Related Party Trust Account for holding funds in relation to issuing shares for stock consideration of $20,745.

The Company has $20,745 cash as of September 30, 2020.

Fair Value of Financial Instruments

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

As of September 30, 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

NOTE 4 - LOAN FROM DIRECTOR

The Company has received capital from the director of the Company to pay for the Company expenses that are unsecured, non-interest bearing and due on demand. The outstanding amounts were $10,832 as of September 30, 2020.

NOTE 5- ESCROW ACCOUNT

The Company is utilizing a trust account in RMB currency; it fluctuates immaterial amounts each day and is converted to USD for reporting currency on financial statements. The foreign currency exchange difference is immaterial to these financial statements.

NOTE 6 - COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of voting common stock authorized.

In March 2020 the Company issued 420,000 common shares to 5 shareholders as per subscription agreement at $0.01 per share for a total price of $4,200.

In April and May 2020 the Company issued 2,228,000 of common shares as per subscription agreements at $0.01 per share for a total price of $22,280.

As of September 30, 2020 the Company had 5,648,000 shares issued and outstanding.

Common Stock

All shares of common stock have voting rights and are identical. All holders of shares of common stock shall at every meeting of the stockholders be entitled to one vote for each share of the capital stock held by such stockholder.

NOTE 7- COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Lasha Morbedadze, has agreed to provide his own premise under office needs. He will not take any fee for these premises, it is for free use.

Lasha Morbedadze has executed consulting agreement receiving $1,000 per month for providing consulting services to the Company. The contract was executed on June 01, 2019 and continues for 24 months.

NOTE 8 - INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2019. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets.

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate of 34% for the period ended as follows:

	September 30,
	2020	2019
Tax benefit (expenses) at U.S. statutory rate	$(5,532)	$(2,314)
Change in valuation allowance	5,532	2,314
Tax benefit (expenses), net	$--	$--

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	September 30,
	2020	2019
Net operating loss	$(6,902)	$2,314
Valuation allowance	6,902	(2,314)
Deferred tax assets, net	$--	$--

The Company has accumulated approximately $32,867 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to September 30, 2020 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.We do not have an Audit Committee - While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.We did not maintain appropriate cash controls - As of September 30, 2020, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.We did not implement appropriate information technology controls - As at September 30, 2020, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2020 based on criteria established in Internal Control - Integrated Framework issued by COSO.4

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2020, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III.

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company.

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

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Lasha Morbedadze 302 Yayun Ave, Panyu Guangzhou, Guangdong 510000, China	27	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

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

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our September 30, 2020, 2019 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

No report required.

Item 4. Controls and Procedures.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year period ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No report required.

Item 3. Defaults Upon Senior Securities.

No report required.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No report required.

Item 6. Exhibits.

Exhibit No.	Description

31	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive and financial officer.

32	Section 1350 Certification of principal executive and financial officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in 302 Yayun Ave, Panyu, Guangzhou, Guangdong 510000, China on November 20, 2020.

EXCELLERANT, INC.

By: /s/ Lasha Morbedadze
President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Lasha Morbedadze
Lasha Morbedadze	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	November 20, 2020