Form 10-Q
period 2020-12-31
Excellerant, Inc.
filed 2021-01-15
CIK 1786119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Yes[  ] No[X]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 15, 2021
Common Stock: $0.0001	5,648,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXCELLERANT, INC.

BALANCE SHEETS

(Unaudited)

	December 31, 2020	September 30, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Escrow account	$2,945	$20,745
Total Current Assets	2,945	20,745

Total Assets	$2,945	$20,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable - related party	19,000	16,000
Director loan	10,832	10,832
Total Current Liabilities	$29,832	$26,832

Commitments and Contingencies	-	-

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,648,000 shares issued and outstanding	564	564
Additional paid-in capital	26,216	26,216
Accumulated deficit	(53,667)	(32,867)
Total Stockholders’ Equity	$(26,887)	$(6,087)

Total Liabilities and Stockholders’ Deficit	$2,945	$20,745

See accompanying notes to the financial statements.

EXCELLERANT, INC.

STATEMENT OF OPERATION

	For the Three Months Ended December 31, 2020	For the Three Months Ended December 31, 2019
	(Unaudited)	(Unaudited)

REVENUES	$-	$-

General and Administrative Expenses	20,800	3,313

NET INCOME (LOSS) FROM OPERATION	(20,800)	(3,313)

INCOME LOSS BEFORE TAXES	(20,800)	(3,313)

PROVISION FOR TAXES	-	-

NET INCOME/ LOSS	$(20,800)	$(3,313)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,147,037	3,000,000

See accompanying notes to the financial statements.

EXCELLERANT, INC.

STATEMENT OF STOCKHOLDER EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated	Total Stockholder’s Equity

May 30, 2019 Inception date	-	$-	$-	$-	$-

Shares issued for compensation at $0.0001 per share	3,000,000	300	-	-	300
Net loss for the year ended September 30, 2019	-	-	-	(11,023)	(11,023)
Balance, September 30, 2019	3,000,000	$300	$-	$(11,023)	$(10,723)

Net loss for the quarter ended December 31, 2019	-	-	-	(3,313)	(3,313)
Balance, December 31, 2019	3,000,000	$300	$-	$(14,336)	$(14,036)

Shares issued for compensation at $0.01 per share	420,000	42	4,158	-	4,200
Net loss for the quarter ended March 31, 2020	-	-	-	(5,980)	(5,980)
Balance, March 31, 2020	3,420,000	$342	$4,158	$(20,316)	$(15,816)

Shares issued for compensation at $0.01 per share	2,228,000	222	22,058	-	22,280
Net loss for the quarter ended June 30, 2020	-	-	-	(7,251)	(7,251)
Balance, June 30, 2020	5,648,000	$564	$26,216	$(27,567)	$(787)

Net loss for the quarter ended September 30, 2020	-	-	-	(5,300)	(5,300)
Balance, September 30, 2020	5,648,000	$564	$26,216	$(32,867)	$(6,087)

Net loss for the quarter ended December 31, 2020	-	-	-	(20,800)	(20,800)
Balance, December 31, 2020	5,648,000	$564	$26,216	$(53,667)	$(26,887)

See accompanying notes to the financial statements.

EXCELLERANT, INC.

STATEMENT OF CASH FLOWS

	For the Three Months Ended December 31, 2020	For the Three Months Ended December 31, 2019
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/loss for the period	$(20,800)	$(3,313)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Accounts payable	3,000	3,000
Accrued expenses	-	(4,500)
CASH FLOWS USED IN OPERATING ACTIVITIES	(17,800)	(4,813)

CASH FLOWS FROM FINANCING ACTIVITIES
Director Loan	-	4,813
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	4,813

Net Cash Increase for Period	(17,800)	-

Cash at the beginning of Period	20,745	-
Cash at end of Period	$2,945	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the financial statements.

EXCELLERANT, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2020

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

EXCELLERANT, INC. (“the Company “we,” “us” or “our”) was incorporated in the State of Nevada on May 30, 2019. Our company is planning to offer a broad range of health advisory and tour services: consulting services in the field of traditional and alternative medicine and medical technologies in China; helping our customers to choose a clinic for treatment; consulting customers and helping them to arrange the itinerary, by building a route, which includes clinics, hospitals and other medical institution; providing guide services to our potential clients. We also provide them with information concerning transportation, the cost of it, how it operates and what are the best medical institutions. We are going to provide our services both to legal entities and individuals.

The company’s address is 302 Yayun Ave, Panyu, Guangzhou, Guangdong 510000, China.

NOTE 2 - GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $(53,667) at December 31, 2020, a net loss of $(20,800) December 31, 2020. The Company has a cash balance of $2,945 at December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The impact of the coronavirus (“COVID-19”) outbreak on the financial condition of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The Company’s year-end is September 30, 2020.

Development Stage Company

The Company is a development stage company as defined in ASC 915 “Development Stage Entities.” The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities.

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

The Company has $2,945 cash as of December 31, 2020.

Fair Value of Financial Instruments

ASC topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Due to their short-term nature, the carrying value of escrow account, accounts payable and deferred offering costs approximated fair value at December 31, 2020.

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

As of December 31, 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 - LOAN FROM DIRECTOR

The Company has received capital from the director of the Company to pay for the Company expenses that are unsecured, non-interest bearing and due on demand. The outstanding amounts were $10,832 as of December 31, 2020.

NOTE 5 - ESCROW ACCOUNT

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

As of December 31, 2020 the Company had 5,648,000 shares issued and outstanding.

Common Stock

All shares of common stock have voting rights and are identical. All holders of shares of common stock shall at every meeting of the stockholders be entitled to one vote for each share of the capital stock held by such stockholder.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate of 21% for the period ended as follows:

	December 31, 2020	September 30, 2020
Tax benefit (expenses) at U.S. statutory rate	$(4,368)	$(5,532)
Change in valuation allowance	4,368	5,532
Tax benefit (expenses), net	$--	$--

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	December 31, 2020	September 30, 2020
Net operating loss	$(11,270)	$(6,022)
Valuation allowance	11,270	6,902
Deferred tax assets, net	$--	$--

The Company has accumulated approximately $53,667 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to December 31, 2020 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statement.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Three Months Periods Ended December 31, 2020

During the three months period ended December 31, 2020 we have not generated any revenues.

For the three months period ended December 31, 2020 operating expenses were $ (20,800). Operating expenses consist of mainly professional fees.

Our net loss for the three months periods ended December 31, 2020 were $(20,800).

Liquidity and Capital Resources

As at December 31, 2020, our total assets were $2,945. As at December 31, 2020, our current liabilities were $29,832 consisting of director loan of $10,832 and accounts payable - relate party of $19,000.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended December 30, 2020, net cash flows used in operating activities was $(17,800).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the periods three months ended December 31, 2020.

Cash Flows from Financing Activities

We have not generated cash flows from financing activities for the periods three months ended December 31, 2020.

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

Going Concern

The independent auditors' review report accompanying our September 30, 2020 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in 302 Yayun Ave, Panyu, Guangzhou, Guangdong 510000, China on January 15, 2021.

EXCELLERANT, INC.

By: /s/ Lasha Morbedadze
President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Lasha Morbedadze
Lasha Morbedadze	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	January 15, 2021