Form 10-Q
period 2021-03-31
Excellerant, Inc.
filed 2021-06-21
CIK 1786119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-234796

Excellerant, Inc.
(Exact name of registrant as specified in its charter)

Nevada	8000	98-1497791
(State or other jurisdiction of incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification Number)

54 Bl du Regent, Brussels, Belgium, 1000

+3227810118

excellerant@gmx.com

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

5,648,000 common shares issued and outstanding as of June 18, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXCELLERANT, INC.

BALANCE SHEETS

AS OF MARCH 31, 2021 AND SEPTEMBER 30, 2020

	March 31, 2021	September 30, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Escrow account	$48	$20,745
Total Current Assets	48	20,745

TOTAL ASSETS	$48	$20,745

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,403	$-
Accounts payable - related party	-	16,000
Director Loan	-	10,832
Total Current Liabilities	2,403	26,832

Total Liabilities	2,403	26,832

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized,
5,648,000 shares issued and outstanding	564	564
Additional paid-in capital	26,216	26,216
Accumulated deficit	(29,135)	(32,867)
Total Stockholders’ Deficit	(2,355)	(6,087)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$48	$20,745

The accompanying notes are an integral part of these unaudited financial statements.

EXCELLERANT, INC.

STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

OPERATING EXPENSES
General and administrative expenses	$5,300	$5,980	$26,100	$13,793
Total Operating Expenses	5,300	5,980	26,100	13,793

OTHER INCOME
Forgiveness of loans	29,832	-	29,832	-
Total Other Income	29,832	-	29,832	-

Income (Loss) from operations	24,532	(5,980)	3,732	(13,793)
Provision for income taxes	-	-	-	-
NET INCOME (LOSS)	$24,532	$(5,980)	$3,732	$(13,793)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)	$0.00	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,648,000	2,989,781	5,648,000	2,995,465

The accompanying notes are an integral part of these unaudited financial statements.

EXCELLERANT, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS AND THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - September 30, 2020	5,648,000	$564	$26,216	$(32,867)	$(6,087)

Net loss	-	-	-	(20,800)	(20,800)
Balance - December 31, 2020	5,648,000	$564	$26,216	$(53,667)	$(26,887)

Net income	-	-	-	24,532	24,532
Balance - March 31, 2021	5,648,000	$564	$26,216	$(29,135)	$(2,355)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - September 30, 2019	3,000,000	$300	$-	$(11,023)	$(10,723)

Net loss	-	-	-	(3,313)	(3,313)
Balance - December 31, 2019	3,000,000	$300	$-	$(14,336)	$(14,036)

Shares issued for cash	420,000	42	4,158	-	4,200
Net loss	-	-	-	(5,980)	(5,980)
Balance - March 31, 2020	3,420,000	$342	$4,158	$(20,316)	$(15,816)

The accompanying notes are an integral part of these unaudited financial statements.

EXCELLERANT, INC.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	Six Months Ended
	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,732	$(13,793)
Adjustments to reconcile net loss to net cash from operating activities:
Forgiveness of loans	(26,832)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,403	6,000
Net cash used in operating activities	(20,697)	(7,793)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	4,200
Proceeds from director loan	-	7,773
Net cash provided by financing activities	-	11,973

Net change in cash and cash equivalents	(20,697)	4,180
Cash and cash equivalents - beginning of period	20,745	-
Cash and cash equivalents - end of period	$48	$4,180

Cash consists of:
Funds held in escrow	$48	$4,180

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EXCELLERANT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

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

The company’s address is 302 Yayun Ave, Panyu, Guangzhou, Guangdong 510000, China.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2020 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2020 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on November 20, 2020.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  The Company entered a Trust Agreement with the director and set up Related Party Trust Account for holding funds in relation to issuing shares for stock consideration of $20,745.

The Company has $48 fund held in the escrow account as of March 31, 2021.

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of accounts payable and accrued liabilities, accrued interest, current portion of long-term debt, other party loan and loan from director approximates its fair value due to their short-term maturity.

Revenue Recognition

The Company recognizes revenue from its contracts with customers in accordance with ASC 606 – Revenue from Contracts with Customers. The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

Revenue related to contracts with customers is evaluated utilizing the following steps:

(i)	Identify the contract, or contracts, with a customer

(ii)	Identify the performance obligations in the contract

(iii)	Determine the transaction price

(iv)	Allocate the transaction price to the performance obligations in the contract

(v)	Recognize revenue when the Company satisfies a performance obligation.

The Company has not recognized any revenue since its inception.

Related Party Balances and Transactions

The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction. (See Note 4)

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2021 and 2020, the Company has no dilutive instruments.

Recent accounting pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $29,135, and working capital deficit of $2,355 at March 31, 2021. The Company has a fund held in the escrow account of $48 at March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has received capital from the director of the Company to pay for the Company expenses. The advance is unsecured, non-interest bearing and due on demand.

During the six months ended March 31, 2021 and 2020, the Company incurred director consulting fees of $3,000 and $6,000 to the director, respectively.

Upon the resignation of the Company’s director on March 31, 2021, the loan from the director of $10,832 and accrued consulting fees of $19,000 at the aggregate amount of $29,832 was forgiven.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

In March 2020, the Company issued 420,000 common shares to five shareholders as per subscription agreement at $0.01 per share for a total price of $4,200.

In April and May 2020, the Company issued 2,228,000 of common shares as per subscription agreements at $0.01 per share for a total price of $22,280.

As of March 31, 2021 and September 30, 2020, the Company had 5,648,000 shares issued and outstanding.

NOTE 6 – RISK AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at March 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Excellerant, Inc., unless otherwise indicated.

General Overview

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

We do not currently have any arrangements for additional financing. Our principal executive offices are located at 302 Yayun Ave, Panyu, Guangzhou, Guangdong 510000, China. Our phone +17027769823

We are a developing stage company. From inception until the date of this filing, we have had limited operating activities. Our financial statements from Inception through March 31, 2021 reports $48 fund held in escrow and had an accumulated deficit of $29,135. Our independent registered public accounting firm has issued an audit opinion that includes a statement expressing substantial doubt as to our company’s ability to continue as a going concern.

We do not have any subsidiaries.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Results of Operation

The following summary of our operations should be read in conjunction with our unaudited financial statements for the six months ended March 31, 2021 and 2020.

We have not earned any revenues from our inception through March 31, 2021.

Three months ended March 31, 2021 compared to three months ended March 31, 2020

	Three Months Ended
	March 31,		Changes
	2021	2020	Amount	%

Operating Expenses	$(5,300)	$(5,980)	$680	(11%)
Other income	29,832	-	29,832	100%
Net Income (Loss)	$24,532	$(5,980)	$30,512	(510%)

Our net income for the three months ended March 31, 2021 was $24,532 compared with net loss of $5,980 for the three months ended March 31, 2020 due to the increase in other income. During the three months ended March 31, 2021, we recognized forgiveness of loans from the former director of the Company of $29,832 upon his resignation on March 31, 2021.

Six months ended March 31, 2021 compared to six months ended March 31, 2020

	Six Months Ended
	March 31,		Changes
	2021	2020	Amount	%

Operating expenses	$(26,100)	$(13,793)	$(12,307)	89%
Other income	29,832	-	29,832	100%
Net Income (Loss)	$3,732	$(13,793)	$17,525	(127%)

Our net income for the six months ended March 31, 2021 was $3,732 compared with net loss of $13,793 for the six months ended March 31, 2020 due to the increase in other income. During the six months ended March 31, 2021, we recognized forgiveness of loans from the former director of the Company of $29,832 upon his resignation on March 31, 2021.

Liquidity and Capital

Working Capital

	As of	As of
	March 31,	September 30,	Changes
	2021	2020	Amount	%

Current Assets	$48	$20,745	$(20,697)	(100%)
Current Liabilities	$2,403	$26,832	$(24,429)	(91%)
Working Capital Deficiency	$(2,355)	$(6,087)	$3,732	(61%)

As at March 31, 2021 and September 30, 2020 our company had 448 and $20,745 held in the escrow account, respectively.

As at March 31, 2021, our company had total current liabilities of $2,403from accounts payable and accrued liabilities. As at September 30, 2020, our company had total current liabilities of $26,832, of which included accounts payable from the former director’s accrued consulting fees of $16,000 and former director loan of $10,832.

As at March 31, 2021, our company had a working capital deficiency of $2,355 compared with a working capital deficiency of $6,087 as at September 30, 2020. The decrease in working capital deficit was primarily due to the forgiveness of the loans from the former director of $29,832.

Cash Flows

	Six Months Ended
	March 31,		Changes
	2021	2020	Amount	%

Cash flows used in operating activities	$(20,697)	$(7,793)	$(12,904)	166%
Cash flows used in investing activities	-	-	-	0%
Cash flows provided by financing activities	-	11,973	(11,973)	(100%)
Net changes in cash	$(20,697)	$4,180	$(24,877)	(595%)

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the six months ended March 31, 2021, net cash used in operating activities was $20,697 compared to $7,793 used during the six months ended March 31, 2020. Cash flows used in operating activities during the six months ended March 31, 2021, comprised of a net income of $3,732, which was increased by an increase in accounts payable and accrued liabilities of $2,403 and  reduced by forgiveness of loans of $26,832. Cash flows used in operating activities during the six months ended March 31, 2020, comprised of a net loss from of $13,793, which was reduced by an increase in accounts payable and accrued liabilities of $6,000.

Cash Flow from Investing Activities

During the six months ended March 31, 2021 and 2020, our company did not have any investing activities.

Cash Flow from Financing Activities

During the six months ended March 31, 2021, net cash provided by financing activities was $nil compared to $11,973 during the six months ended March 31, 2020. During the six months ended March 31, 2020, the Company received $4,200 from issuance of common stock and $7,773 from advancement from director of the Company.

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

Going Concern

The independent auditors' review report accompanying our March 31, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELLERANT, INC.
(Registrant)

Dated: June 21, 2021	By:	/s/ Mirsad Devic
Mirsad Devic
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

