Form 10-Q
period 2021-06-30
Excellerant, Inc.
filed 2021-08-09
CIK 1786119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

+32 27810118

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

Yes ☐ No ☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

5,648,000 common shares issued and outstanding as of August 8, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXCELLERANT, INC.

BALANCE SHEETS

AS OF JUNE 30, 2021 AND SEPTEMBER 30, 2020

	June 30, 2021	September 30, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Escrow account	$-	$20,745
Prepaid expense	5,500	-
Total Current Assets	5,500	20,745

TOTAL ASSETS	$5,500	$20,745

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$6,905	$-
Accounts payable - related party	-	16,000
Director Loan	10,154	10,832
Total Current Liabilities	17,059	26,832

Total Liabilities	17,059	26,832

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized,
5,648,000 shares issued and outstanding	564	564
Additional paid-in capital	26,216	26,216
Accumulated deficit	(38,339)	(32,867)
Total Stockholders’ Deficit	(11,559)	(6,087)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,500	$20,745

The accompanying notes are an integral part of these unaudited financial statements.

EXCELLERANT, INC.

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

OPERATING EXPENSES
General and administrative expenses	$9,204	$7,251	$35,304	$21,044
Total Operating Expenses	9,204	7,251	35,304	21,044

OTHER INCOME (EXPENSES)
Gain on extinguishment of debt	-	-	29,832	-
Total Other Income	-	-	29,832	-

Loss from operations	(9,204)	(7,251)	(5,472)	(21,044)
Provision for income taxes	-	-	-	-
NET LOSS	$(9,204)	$(7,251)	$(5,472)	$(21,044)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,648,000	3,398,088	5,648,000	2,995,646

The accompanying notes are an integral part of these unaudited financial statements.

EXCELLERANT, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - September 30, 2020	5,648,000	$564	$26,216	$(32,867)	$(6,087)

Net loss	-	-	-	(20,800)	(20,800)
Balance - December 31, 2020	5,648,000	$564	$26,216	$(53,667)	$(26,887)

Net income	-	-	-	24,532	24,532
Balance - March 31, 2021	5,648,000	$564	$26,216	$(29,135)	$(2,355)

Net loss	-	-	-	(9,204)	(9,204)
Balance - June 30, 2021	5,648,000	$564	$26,216	$(38,339)	$(11,559)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - September 30, 2019	3,000,000	$300	$-	$(11,023)	$(10,723)

Net loss	-	-	-	(3,313)	(3,313)
Balance - December 31, 2019	3,000,000	$300	$-	$(14,336)	$(14,036)

Shares issued for cash	420,000	42	4,158	-	4,200
Net loss	-	-	-	(5,980)	(5,980)
Balance - March 31, 2020	3,420,000	$342	$4,158	$(20,316)	$(15,816)

Shares issued for cash	2,228,000	222	22,058	-	22,280
Net loss	-	-	-	(7,251)	(7,251)
Balance - June 30, 2020	5,648,000	$564	$26,216	$(27,567)	$(787)

The accompanying notes are an integral part of these unaudited financial statements.

EXCELLERANT, INC.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	Nine Months Ended
	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,472)	$(21,044)
Adjustments to reconcile net loss to net cash from operating activities:
Gain on extinguishment of debt	(29,832)	-
Changes in operating assets and liabilities:
Prepaid expense	(5,500)	-
Accounts payable and accrued liabilities	9,905	9,000
Net cash used in operating activities	(30,899)	(12,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	26,480
Proceeds from director loan	10,154	8,609
Net cash provided by financing activities	10,154	35,089

Net change in cash and cash equivalents	(20,745)	23,045
Cash and cash equivalents - beginning of period	20,745	-
Cash and cash equivalents - end of period	$-	$23,045

Cash consists of:
Funds held in escrow	$-	$23,045

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Forgiveness of loans	$29,832	$-

The accompanying notes are an integral part of these unaudited financial statements.

EXCELLERANT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The company’s address is 302 Yayun Ave, Panyu, Guangzhou, Guangdong 510000, China.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2020 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2020 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on November 20, 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  During the year ended September 30, 2020, the Company entered a Trust Agreement with the director and set up Related Party Trust Account for holding funds in relation to issuing shares for stock consideration of $20,745. During the nine months ended June 30, 2021, all the funds held in escrow has been utilized and the Company did not have any fund held in the escrow account as of June 30, 2021.

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

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2021 and 2020, the Company has no dilutive instruments.

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

As reflected in the financial statements, the Company had an accumulated deficit of $38,339, and working capital deficit of $11,559at June 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Former Director

During the nine months ended June 30, 2021 and 2020, the Company incurred director consulting fees of $3,000 and $6,000 to the former director of the Company, respectively.

Upon the resignation of the Company’s former director on March 31, 2021, the loan from the director of $10,832 and accrued consulting fees of $19,000 at the aggregate amount of $29,832 was forgiven.

Current Director

During the nine months ended June 30, 2021, the director of the Company made advancement of $10,154 for operating expenses of the Company. The advance is unsecured, non-interest bearing and due on demand.

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

As of June 30, 2021 and September 30, 2020, the Company had 5,648,000 shares issued and outstanding.

NOTE 6 – RISK AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at June 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

We do not currently have any arrangements for additional financing. Our principal executive offices are located at 302 Yayun Ave, Panyu, Guangzhou, Guangdong 510000, China. Our phone +17027769823

We are a developing stage company. From inception until the date of this filing, we have had limited operating activities. Our financial statements from Inception through June 30, 2021, we had an accumulated deficit of $38,339. Our independent registered public accounting firm has issued an audit opinion that includes a statement expressing substantial doubt as to our company’s ability to continue as a going concern.

We do not have any subsidiaries.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Results of Operation

The following summary of our operations should be read in conjunction with our unaudited financial statements for the nine months ended June 30, 2021 and 2020.

We have not earned any revenues from our inception through June 30, 2021.

Three months ended June 30, 2021 compared to three months ended June 30, 2020

	Three Months Ended
	June 30,		Changes
	2021	2020	Amount	%

Operating Expenses	$(9,204)	$(7,251)	$(1,953)	27%
Other income	-	-	-	-
Net Loss	$(9,204)	$(7,251)	$(1,953)	27%

Our net loss for the three months ended June 30, 2021 was $9,204 compared with net loss of $7,251 for the three months ended June 30, 2020 due to the increase in professional fees.

Nine months ended June 30, 2021 compared to nine months ended June 30, 2020

	Nine Months Ended
	June 30,		Changes
	2021	2020	Amount	%

Operating expenses	$(35,304)	$(21,044)	$(14,260)	68%
Other income	29,832	-	29,832	100%
Net Loss	$(5,472)	$(21,044)	$15,572	(74)%

Our net loss for the nine months ended June 30, 2021 was $5,472 compared with $21,044 for the nine months ended June 30, 2020 due to the increase in other income. During the nine months ended June 30, 2021, we recognized gain on extinguishment of debt from the forgiveness of loans from the former director of the Company of $29,832 upon his resignation on March 31, 2021.

Liquidity and Capital

Working Capital

	As of	As of
	June 30,	September 30,	Changes
	2021	2020	Amount	%

Current Assets	$5,500	$20,745	$(15,245)	(73)%
Current Liabilities	$17,059	$26,832	$(9,773)	(36)%
Working Capital Deficiency	$(11,559)	$(6,087)	$(5,472)	90%

As at June 30, 2021, our company had total current assets of $5,500 of prepaid expense. As at September 30, 2020, our company had total current assets of $20,745 fund held in the escrow account.

As at June 30, 2021, our company had total current liabilities of $17,059 from accounts payable and accrued liabilities of $6,905 and director loan of $10,154. As at September 30, 2020, our company had total current liabilities of $26,832, of which included accounts payable from the former director’s accrued consulting fees of $16,000 and former director loan of $10,832.

As at June 30, 2021, our company had a working capital deficiency of $11,559 compared with a working capital deficiency of $6,087 as at September 30, 2020. The increase in working capital deficit was mainly due to the forgiveness of the loans from the former director of $29,832 and decrease in funds in escrow account of $20,745.

Cash Flows

	Nine Months Ended
	June 30,		Changes
	2021	2020	Amount	%

Cash flows used in operating activities	$(30,899)	$(12,044)	$(18,855)	157%
Cash flows provided by financing activities	10,154	35,089	(24,935)	(71)%
Net changes in cash	$(20,745)	$23,045	$(43,790)	(190)%

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the nine months ended June 30, 2021, net cash used in operating activities was $30,899 compared to $12,044 used during the nine months ended June 30, 2020. Cash flows used in operating activities during the nine months ended June 30, 2021, comprised of a net loss of $5,472, which was increased by gain on extinguishment of debt of $29,832 and an increase in prepaid expense of $5,500, and was reduce by an increase in accounts payable and accrued liabilities of $9,905. Cash flows used in operating activities during the nine months ended June 30, 2020, comprised of a net loss from of $21,044 which was reduced by an increase in accounts payable and accrued liabilities of $9,000.

Cash Flow from Investing Activities

During the nine months ended June 30, 2021 and 2020, our company did not have any investing activities.

Cash Flow from Financing Activities

During the nine months ended June 30, 2021, net cash provided by financing activities was $10,154 from advancement from the director compared to $35,089 comprised of $26,480 from issuance of common stock and $8,609 from advancement from the director.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavours or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our June 30, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EXCELLERANT, INC.
(Registrant)

Dated: August 9, 2021	By:	/s/ Mirsad Devic
Mirsad Devic
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

