Form 10-K
period 2021-09-30
Excellerant, Inc.
filed 2021-12-10
CIK 1786119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

Yes ☐     No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2021: $3,977,750.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

5,648,000 common shares issued and outstanding as of November 30, 2021.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report and unless otherwise indicated, the terms “we”, “us”, “our” and “the Company” mean Excellerant, Inc., unless otherwise indicated.

PART I

ITEM 1. BUSINESS

Our Company

Excellerant, Inc. was incorporated in the State of Nevada on May 30, 2019. Our company is planning to strategically acquire stakes in companies operating in the medical industry and to acquire licensing agreements for new health technologies.

We do not currently have any arrangements for additional financing. Our principal executive offices are located at 54 Bl du Regent Brussels 1000 Belgium.

We are a developing stage company. From inception until the date of this filing, we have had limited operating activities. Our financial statements from Inception through September 30, 2021, we had an accumulated deficit of $46,667. Our independent registered public accounting firm has issued an audit opinion that includes a statement expressing substantial doubt as to our company’s ability to continue as a going concern.

We do not have any subsidiaries.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Employees

We have no employees and our officers and directors furnish their time to the development of our Company at no cost.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

Our principal executive office is located at 54 Blvd du Regent, Brussels 1000, Belgium. We believe that our facilities are generally adequate for our current needs, and that suitable additional office space will be available as needed in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our Company. To date, our Company has never been involved in litigation, as either a party or a witness, nor has our Company been involved in any legal proceedings commenced by any regulatory agency against our Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public market for our common shares. Our common shares are listed for quotation on the Pink sheets of the OTC Markets under the trading symbol “EXCL”. Trading in stocks quoted on the Pink Sheets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.

Pink Sheet securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink Sheet securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Pink Sheet issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Holders

As of November 30, 2021, we had 7 shareholders of record of our common stock with 5,648,000 shares of common stock outstanding.

Dividends

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended September 30, 2021.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our operations should be read in conjunction with our audited financial statements for the year ended September 30, 2021 and 2020.

We have not earned any revenues from our inception through September 30, 2021.

Year ended September 30, 2021 compared to year ended September 30, 2020

	Year Ended
	September 30,		Changes
	2021	2020	Amount	%

Operating expenses	$(43,632)	$(21,844)	$(21,788)	100%
Other income (expenses)	29,832	-	29,832	100%
Net Income (Loss)	$(13,800)	$(21,844)	$8,044	(37%)

Our net loss for the year ended September 30, 2021 was $13,800 compared with $21,844 for the year ended September 30, 2020 due to the increase in other income. During the year ended September 30, 2021, we recognized gain on extinguishment of debt from the forgiveness of loans from the former director of the Company of $29,832 upon his resignation on March 31, 2021.

Liquidity and Capital

Working Capital

	As of	As of
	September 30,	September 30,	Changes
	2021	2020	Amount	%

Current Assets	$-	$20,745	$(20,745)	(100%)
Current Liabilities	$19,887	$26,832	$(6,945)	(26%)
Working Capital Deficiency	$(19,887)	$(6,087)	$(13,800)	227%

As at September 30, 2021, our Company did not have any current assets. As at September 30, 2020, our company had total current assets of $20,745 fund held in the escrow account.

As at September 30, 2021, our company had total current liabilities of $19,887 comprising of accounts payable and accrued liabilities of $5,952 and director loan of $13,935. As at September 30, 2020, our company had total current liabilities of $26,832, of which included accounts payable from the former director’s accrued consulting fees of $16,000 and former director loan of $10,832.

As at September 30, 2021, our company had a working capital deficiency of $19,887 compared with $6,087 as at September 30, 2020. The increase in working capital deficit was mainly due to the forgiveness of the loans from the former director of $29,832 and decrease in funds in escrow account of $20,745.

Cash Flows

	Year Ended
	September 30,		Changes
	2021	2020	Amount	%

Cash flows used in operating activities	$(34,680)	$(14,344)	$(20,336)	142%
Cash flows provided by financing activities	13,935	35,089	(21,154)	(60%)
Net changes in cash	$(20,745)	$20,745	$(41,490)	(200%)

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the year ended September 30, 2021, net cash used in operating activities was $34,680 compared to $14,344 used during the year ended September 30, 2020. Cash flows used in operating activities during the year ended September 30, 2021comprised of a net loss of $13,800, which was increased by gain on extinguishment of debt of $29,832 and was reduced by an increase in accounts payable and accrued liabilities of $5,952 and accounts payable to related party of $3,000. Cash flows used in operating activities during the year ended September 30, 2020 comprised of a net loss from of $21,844 which was increased by a decrease in accrued expense of $4,500 and was reduced by an increase in accounts payable and accrued liabilities of $12,000.

Cash Flow from Investing Activities

During the year ended September 30, 2021 and 2020, our Company did not have any investing activities.

Cash Flow from Financing Activities

During the year ended September 30, 2021, net cash provided by financing activities was $13,935 from advancement from the director compared to $35,089 comprised of $26,480 from issuance of common stock and $8,609 from advancement from the director during the year ended September 30, 2020.

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

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors’ review report accompanying our September 30, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. Our Company’s management believes that these recent pronouncements will not have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EXCELLERANT, INC.

AUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

Gries & Associates, LLC Certified Public Accountants 400 South Colorado Blvd, Ste 870 Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Excellerant, Inc.

Report on the Financial Statements

We have audited the accompanying balance sheets of Excellerant, Inc. (the Company), which comprise the balance sheet as of September 30, 2021, and the related statement of Operations, Changes in Stockholder’s Equity, and Cash Flows for the year then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatements.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has not generated any revenues since inception and sustained a net loss of $13,800 for the year under audit and has accumulated losses of $46,667. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Excellerant, Inc., as of September 30, 2021, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

We have served as the Company’s auditor since 2021.

Denver, Colorado

December 10, 2021

blaze@griesandassociates.com

400 South Colorado Blvd, Suite 870, Denver, Colorado 80246

  (O)720-464-2875 (M)773-255-5631 (F)720-222-5846

EXCELLERANT, INC.

BALANCE SHEETS

	September 30, 2021	September 30, 2020

ASSETS
Current Assets
Escrow account	$-	$20,745
Total Current Assets	-	20,745

TOTAL ASSETS	$-	$20,745

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,952	$-
Accounts payable - related party	-	16,000
Director Loan	13,935	10,832
Total Current Liabilities	19,887	26,832

Total Liabilities	19,887	26,832

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized,
5,648,000 shares issued and outstanding	564	564
Additional paid-in capital	26,216	26,216
Accumulated deficit	(46,667)	(32,867)
Total Stockholders’ Deficit	(19,887)	(6,087)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$20,745

The accompanying notes are an integral part of these audited financial statements.

EXCELLERANT, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	September 30,
	2021	2020

OPERATING EXPENSES
General and administrative expenses	$-	$1,121
Professional fees	40,632	8,723
Consulting fees - related party	3,000	12,000
Total Operating Expenses	43,632	21,844

OTHER INCOME (EXPENSES)
Gain on extinguishment of debt	29,832	-
Total Other Income	29,832	-

Loss from operations	(13,800)	(21,844)
Provision for income taxes	-	-
NET LOSS	$(13,800)	$(21,844)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,648,000	4,147,037

The accompanying notes are an integral part of these audited financial statements.

EXCELLERANT, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - September 30, 2019	3,000,000	$300	$-	$(11,023)	$(10,723)

Shares issued for cash	2,648,000	264	26,216	-	26,480
Net loss	-	-	-	(21,844)	(21,844)
Balance - September 30, 2020	5,648,000	$564	$26,216	$(32,867)	$(6,087)

Net loss	-	-	-	(13,800)	(13,800)
Balance - September 30, 2021	5,648,000	$564	$26,216	$(46,667)	$(19,887)

The accompanying notes are an integral part of these audited financial statements.

EXCELLERANT, INC.

STATEMENT OF CASH FLOWS

	Year Ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,800)	$(21,844)
Adjustments to reconcile net loss to net cash from operating activities:
Gain on extinguishment of debt	(29,832)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,952	-
Accounts payable - related party	3,000	12,000
Accrued expense	-	(4,500)
Net cash used in operating activities	(34,680)	(14,344)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	26,480
Proceeds from director loan	13,935	8,609
Net cash provided by financing activities	13,935	35,089

Net change in cash and cash equivalents	(20,745)	20,745
Cash and cash equivalents - beginning of period	20,745	-
Cash and cash equivalents - end of period	$-	$20,745

Cash consists of:
Funds held in escrow	$-	$20,745

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Forgiveness of loans	$29,832	$-

The accompanying notes are an integral part of these audited financial statements.

EXCELLERANT, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The company’s address is 54 Blvd du Regent, Brussels 1000, Belgium.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company uses the accrual basis of accounting and has adopted a September 30 fiscal year end.

Development Stage Company

The Company is a development stage company as defined in ASC 915 “Development Stage Entities.” The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception has been considered as part of the Company’s development stage activities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. During the year ended September 30, 2020, the Company entered a Trust Agreement with the director and set up Related Party Trust Account for holding funds in relation to issuing shares for stock consideration of $20,745. During the year ended September 30, 2021, all the funds held in escrow has been utilized and the Company did not have any fund held in the escrow account as of September 30, 2021.

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

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2021 and 2020, the Company has no dilutive instruments.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes”. Pursuant to ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At September 30, 2021, there were no unrecognized tax benefits. (See Note 6)

Recent accounting pronouncements

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

As reflected in the financial statements, the Company had an accumulated deficit of $46,667, and working capital deficit of $19,887 at September 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Former Director

During the year ended September 30, 2021 and 2020, the Company incurred director consulting fees of $3,000 and $12,000 to the former director of the Company, respectively.

Upon the resignation of the Company’s former director on March 31, 2021, the loan from the director of $10,832 and accrued consulting fees of $19,000 at the aggregate amount of $29,832 was forgiven.

Current Director

During the year ended September 30, 2021, the director of the Company made advancement of $13,935 for operating expenses of the Company. The advance is unsecured, non-interest bearing and due on demand.

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

As of September 30, 2021 and September 30, 2020, the Company had 5,648,000 shares issued and outstanding.

NOTE 6– PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, ”Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of September 30, 2021 and September 30, 2020 are as follows:

	September 30,	September 30,
	2021	2020
Net operating loss carryforward	$46,667	$32,867
Statutory tax rate	21%	21%
Deferred tax asset	9,800	6,902
Less: Valuation allowance	(9,800)	(6,902)
Net deferred asset	$-	$-

As of September 30, 2021, the Company had $46,667 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2039 and 2041. NOLs generated can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2019 through 2021 are subject to review by the tax authorities.

NOTE 7 – RISK AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at September 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (our chief executive officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our Company, particularly during the period when this report was being prepared.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for our Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our chief executive officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2021, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation Of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack Of Audit Committee & Outside Directors On The Company’s Board Of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our chief executive officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Except as provided above, there is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Mirsad Devic	President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	44	March 31, 2021
Marco von Pfetten	Chairman	61	August 16, 2021

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mirsad Devic – President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

Mr. Devic began working in the advertising space in 1997 at Planetactive and planned campaigns for Nike, Intel, Deutsche Telekom, AOL, Citibank and Nike. He then continued his career by moving into the biotech industry and working as CMO for Diagenics AG, a Germany-based biopharmaceutical company specializing in the development and production of diagnostic tools and biomarkers for the early detection of heart disease.

Marco von Pfetten – Chairman

Mr. von Pfetten has more than 30 years of experience in global financial markets and as an entrepreneur. As Chairman, Mr. von Pfetten will work closely with the Company’s management team, which is made up of senior tech and digital transformation leaders and supported by a network of external advisors with deep expertise in the global technology sector.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in certain legal proceedings.

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We do not currently have a Code of Ethics in place for the Company. Our business operations are not complex and are very limited. Our Company seeks advice and counsel from outside experts such as our lawyers and accountants on matters relating to corporate governance and financial reporting.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2020. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Colorado Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of September 30, 2021, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers during the years ended September 30, 2021 and 2020; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended September 30, 2021 and 2020, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	All Other Compensation($)		Total($)
Lasha Morbedadze(1)CEO, CFO,	2021	--	--	--	--	3,000	(2)	3,000
President and Director	2020	--	--	--	--	12,000	(2)	12,000

Mirsad Devic (3) CEO, CFO, President and Director	2021	--	--	--	--	-		-
Marco von Pfetten (4) ,Chairman	2021	--	--	--	--	-		-

(1)	Mr. Morbedadze resigned on March 31, 2021

(2)	During the year ended September 30, 2021 and 2020, the Company incurred director consulting fees of $3,000 and $12,000 to Mr. Morbedadze, respectively.

(3)	On March 31, 2021, Mr. Devic was appointed as a director to replace Mr. Morbedadze as Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company.

(4)	On August 16, 2021, Mr. Pfetten was appointed as Chairman of the Company.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 30, 2021 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Swanson Capital AG Potsdamer Platz 10, Haus 2, 5th Floor, Berlin, Germany 10785	3,375,000 Shares of Common Stock	59.76%
Directors and Executive Officers as a Group	3,375,000 Shares of Common Stock	59.76%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended September 30, 2021, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AJ Robbins CPA LLC has served as the Company’s independent registered public accounting firm for years ended September 30, 2020 and September 30, 2019. Gries & Associates, LLC now serves as the Company’s independent registered public accounting firm for the year ended September 30, 2021. In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related services and all non-audit services performed by our current independent public accounting firm are approved in advance by our Board of Directors, including the proposed fees for any such service, in order to assure that the provision of any such service does not impair the accounting firm’s independence. The Board of Directors is informed of each service actually rendered.

Independent Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended September 30, 2021 and 2020, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

Fee Category	Year Ended September 30, 2021	Year Ended September 30, 2010

Audit Fees	$17,500	$9,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$17,500	$9,000

Audit committee policies & procedures

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	Financial statements for our Company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

EXHIBIT NUMBER	Exhibit Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer
(32)	Section 1350 Certifications
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
(100)	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_________

*Filed herewith.

**Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELLERANT, INC.
(Registrant)

Dated: December 10, 2021	By:	/s/ Mirsad Devic
Mirsad Devic
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

